Form 10KSB
period 2000-12-31
SOLCO INTERNATIONAL INC
filed 2001-03-19
CIK 1097215

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ending December 31, 2000

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

As of March 15, 2001 the aggregate market value of voting stock held by non-affiliates of the registrant was $200 based on $0.001 per share.

     Class             Outstanding as of March 15, 2001
$.001 Par Value Common Stock          1,000,000 SHARES



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

The proposed business activities described herein classify the Company as a "blank check" or "shell company" whose sole purpose at this time is to locate and consummate a merger or acquisition. Many states have enacted statutes, rules and regulations limiting the sale of securities or "blank check" companies in their respective jurisdictions. Management does not believe it will undertake any efforts to cause a trading market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. However, if the Company intends to facilitate the eventual creation of a public trading market in its outstanding securities, it must consider that the Company's securities, when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For the purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000 or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds
$200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also the ability of holders of the Company's securities to sell their securities in any market that might develop therefore.

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

As the sole director, Mr. Hodges has commenced implementation of the Company's principal business purpose, which is to seek merger or acquisition candidates. The Company intends to seek to acquire assets or shares of an entity actively engaged in business that generates revenues or potential for revenue, in exchange for its securities. The Company has not selected any company as an acquisition or merger candidate and does not intend to limit itself to any particular field or industry, but does, in its sole discretion, retain the right to do so. There is no relationship between the particular name of the Company and the Company's intended business plan. If successful in completing a merger or acquisition, the Company expects that it would change its name to reflect the marketing goals of the business combination.

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

The Company Has No Operating History, No Revenue, Minimal
Assets And Operates At A Loss.

The Company has no operating history or any revenues or earnings from operations. The Company has no significant assets or financial resources. The Company has operated at a loss to date and will, in all likelihood, continue to have operating expenses without corresponding revenues, at least until the consummation of a business combination. As of December 31, 2000, the Company had incurred expenses of not more than $5,000 since incorporation. Mr. Hodges has paid these expenses and he has no expectation or agreement with the Company for reimbursement for those expenses. There is no assurance that the Company will ever be profitable.

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

In addition, Mr. Hodges has participated or is currently participating in over 100 blank check companies that may compete directly with the Company. Additional conflicts of interest and non-arm's length transactions may also arise in the future. As of the date of this prospectus, Mr. Hodges has been or currently is involved with 130 shell companies, approximately 110 of which are or will be seeking business opportunities for mergers or acquisitions. Consequently, there are potential inherent conflicts of interest in Mr. Hodges' acting as officer and director of the Company. Conflicts could also arise if the Company were to enter into any business combination with a company in which Mr. Hodges is involved. This type of business transaction is not an arm's-length transaction because of Mr. Hodges' potential involvement with both parties. While there is no policy prohibiting such a transaction, the Company currently does not intend to engage in a business combination of this type.

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

Blue sky laws, regulations, orders, or interpretations place limitations on offerings or sales of securities by "blank check" companies, or in "blind-pool" offerings, or if such securities represent "cheap stock" previously issued to promoters or others. These limitations typically provide, in the form of one or more of the following limitations, that such securities are:

- not eligible for sale under exemption provisions permitting sales without registration to accredited investors or qualified purchasers;
- not eligible for the transactional exemption from registration for nonissuer transactions by a registered broker-dealer;
- not eligible for registration under the simplified small corporate offering registration (SCOR) form available in many states;
- not eligible for the "solicitations of interest" exception to securities registration requirements available in many states;
- required to be placed in escrow and the proceeds received held in escrow subject to various limitations;
or
- not permitted to be registered or exempted from registration, and thus not permitted to be sold in the state under any circumstances.

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

None.

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

As of March 15, 2001, there were 29 stockholders of record.

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


Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
              OPERATION.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto.

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

Sources Of Opportunities

The Company does not intend to actively seek out investors. Rather, the Company seeks to merge with or acquire assets or shares of an entity that is already actively engaged in a business that generates revenues or potential revenues, in exchange for the Company's common stock. Mr. Hodges expects that he will be contacted by potential target companies.

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

The Company is currently negotiating with a potential merger candidate, a development stage company that desires to engage in the operation of minor league sports teams. We cannot predict whether the negotiations will be successful in the creating of an agreement to form a business combination.

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

For example, in analyzing prospective business opportunities, Mr. Hodges will consider the following matters:

- the available technical, financial and managerial resources; working capital and other financial requirements of the target;
- the target's history of operations, if any;
- the target's prospects for the future;
- the present and expected competition in the target's industry;
- the quality and experience of management services which may be available and the depth of that management within the target;
- the potential for further research, development or exploration in the target's industry;
- specific risk factors which may be anticipated to impact the proposed activities of the Company;
- the potential for growth or expansion and profit;
- the perceived public recognition or acceptance of products, services or trades of the target and the industry and brand or name identification; and
- all other relevant factors.

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

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder equity.
The Company's balance sheet as of December 31, 2000 reflects a current asset value of $0, and a total asset value of $0.

The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

The Company had no sales or sales revenues for the period ended December 31, 2000 or 1999 because it had not yet had any business operations for the past three years.

The Company had no costs of sales revenues for the period ended December 31, 2000 or 1999 because it had not yet had any business operations for the past three years. The
Company had general and administrative expenses for the period ended December 31, 2000 in the amount of $1,595, compared to general and administrative expenses of $1,250 for 1999.

The Company recorded net income loss of $1,595 for the year ended December 31, 2000 compared to $1,250 loss for the comparable period in 1999.

At December 31, 2000, the Company had total current assets of $0 as compared to $0 current assets at December 31, 1999. The Company had a net working capital deficit of $215 at December 31, 2000, compared to a net working capital deficit of $0 at December 31, 1999.

Net stockholders' deficit in the Company was $215 as of December 31, 2000 and $0 at December 31, 1999.

The Company will not have sufficient funds (unless it is able to raise funds in a private placement) to undertake any significant development, marketing and manufacturing of any products, which it may acquire. The Company does not intend to raise any funds, via private placement or otherwise, prior to the effectiveness of a merger or acquisition.


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

Currently, there is only one executive officer, key employee and director of the Company:

        Name      Age     Position

Daniel L. Hodges  35   President/Secretary/Director

DANIEL L. HODGES. Daniel L. Hodges has been the sole Director, President, Chief Financial Officer and Secretary of the Company since shortly after its formation. Mr. Hodges has been president and director of Solomon Consulting Corp. which specializes in corporate and securities consulting since 1995. He has owned and operated an industrial manufacturing company, "APRI, Inc." since 1998. APRI, Inc. (which stands for Architectural PRoducts Incorporated) is a company in the business of manufacturing concrete precast products such as pillars, balastrade assemblies, wainscot, benches, etc. APRI ceased operations in 1999 and sold the casting and molding assets for the sum of $150,000 to a third party named Cornerstone Precast, LLC. Mr. Hodges has no affiliation with Cornerstone Precast, LLC. APRI, Inc. had gross revenues of $383,000 in 1998 and estimated gross revenues of $140,000 in 1999. APRI, Inc. leased premises in Tucson, Arizona of 8,000 square feet of industrial warehouse space for its operations. This lease terminated in 1999. APRI never had more than eight employees at any one time. Mr. Hodges is currently on the board of directors of two charitable organizations as well as over one hundred blank check companies. Mr. Hodges received his B.S. from Thomas A. Edison State College in Trenton, New Jersey. He is also a graduate of the U.S. Air Force Undergraduate Pilot Training program and is currently the rank of Captain as an officer in the Air National Guard.

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

Conflicts of Interest

Certain conflicts of interest now exist and will continue to exist between the Company and its sole officer and director due to the fact that he has other business interests to which he devotes his primary attention. Mr. Hodges has organized, is an officer, director and has a controlling interest in more than 100
"blank check" companies whose business is the same as that of the Company. He may continue to do so notwithstanding the fact that more management time should be devoted to the business of the Company.

Certain conflicts of interest may exist between the Company and its sole director and office5, Mr. Hodges, and conflicts may develop in the future. The Company has not established policies or procedures for the resolution of current or potential conflicts of interest. There can be no assurances that Mr. Hodges will resolve all conflicts of interest in favor of the Company, and failure by Mr. Hodges to conduct the Company's business in the Company's best interest may result in liability to Mr. Hodges. Mr. Hodges, as the sole officer and director, is accountable to the Company as a fiduciary, which means that he is required to exercise good faith and integrity in handling the Company's affairs. Shareholders who believe that that Company has been harmed by failure of Mr. Hodges to appropriately resolve any conflict of interest may, subject to applicable rules of civil procedure, be able to bring a class action or derivative suit to enforce their rights and the Company's rights.

The Company has no arrangements, understanding or intentions to enter into any transaction for participating in any business opportunity with any officer, director, or principal shareholder or with or with any firm or business organization with which such persons are affiliated, whether by reason of stock ownership, position as an officer or director, or otherwise.

Compliance with Section 16(a) of the Securities Exchange
Act of 1934

Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who beneficially own more than ten percent of the Common Stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission.
Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file.

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


  Title      Name and        Amount of  Percent of
of Class   Address of       Beneficial    Class
         Beneficial Owner    Owner


Common  Daniel L. Hodges     800,000       80%
        President and        shares
        Director
        5505 N. Indian Trail
        Tucson, AZ 85749


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

Item 13.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND
REPORTS ON FORM 8-K.

Item 1.Index to Exhibits.

Exhibit 1.*     Articles of Incorporation.

Exhibit 2.*     Amendment to Articles of Incorporation.

Exhibit 3.*     Bylaws.

______
*   Previously filed.


Financial Statements and Financial Statement Schedules.

(a) Independent Auditor's Report

(b) Balance Sheets
      December 31, 2000 and 1999

(c) Statements of Operations for the
      Years Ended December 31, 2000 and 1999

(d) Statement of Stockholders' Equity
      Since August 7, 1996 (Inception) to December 31, 2000

(e) Statements of Cash Flows for the
      Years Ended December 31, 2000 and 1999

(f) Notes to Financial Statements


Reports on Form 8-K.

During 2000 through the date of this report, there were no 8-K reports filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solco International Inc.
DATE: March 19, 2001
Daniel L. Hodges, President and Director
On behalf of the Board of Directors.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 19, 2001 By:

/s/ DANIEL L. HODGES
Daniel L. Hodges, President, Secretary and Sole Director
SOLCO INTERNATIONAL INC.






PART F/S
FINANCIAL STATEMENTS


The consolidated financial statements of the Company required to be included in Part F/S are set forth below.


SOLCO INTERNATIONAL INC.


(A Development Stage Company)


INDEPENDENT AUDITOR'S REPORT

DECEMBER 31, 2000 and 1999



CONTENTS

								Page


Independent Auditor's Report   . . .  . . . . . F - 1

Balance Sheets
  December 31, 2000 and 1999 . . . .  . . . . . F - 2

Statements of Operations for the
  Years Ended December 31, 2000 and 1999 .  . . F - 3

Statement of Stockholders' Equity since
  August 7, 1996 (Inception) to December 31, 2000.F - 4

Statements of Cash Flows for the
  Years Ended December 31, 2000 and 1999 . .. . F - 5

Notes to Financial Statements. . . . . . . .. . F - 6


ROBISON, HILL & CO., A PROFESSIONAL CORPORATION,
Certified Public Accountants
INDEPENDENT AUDITOR'S REPORT

Solco International Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Solco International Inc. (a development stage company) as of December 31, 2000 and 1999, and the related statements of operations and cash flows for the two years ended December 31, 2000 and the statement of stockholders' equity from August 7, 1996 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solco International Inc. (a development stage company) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the two years ended December 31, 2000 in conformity with generally accepted accounting principles.

Respectfully submitted
Robison, Hill & Co.
Certified Public Accountants
Salt Lake City, Utah
January 19, 2001
F-1


SOLCO INTERNATIONAL INC.
(A Development Stage Company)
BALANCESHEETS

                                       December 31    December 31
                                          2000            1999
Assets                                   $  -            $  -

Liabilities
 Accounts Payable                        $215            $  -


Shareholders' Equity
 Common Stock, Par Value $.001
  Authorized 100,000,000 shares,
  Issued 1,000,000 shares at
  December 31, 2000 and 1999             1,000           1,000
 Paid-In Capital                         2,830           1,450
 Retained Deficit                       (1,200)         (1,200)
 Deficit Accumulated During the
  Development State                     (2,845)         (1,250)


  Total Stockholders' Equity              (215)              -

 Total Liabilities and
   Shareholders' Equity                      -               -

The accompanying notes are an integral part of these financial statements.
F-2


SOLCO INTERNATIONAL INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
                                                Cumulative
                                               Since July
                                               12, 1999
                         For the year ended    inception of
                              December 31      development
                       2000       1999           stage


Revenues              $   -       $   -           $   -

Expenses              1,595       1,250           2,845

  Net Loss          $(1,595)    $(1,250)        $(2,845)


Basic & Diluted loss per share
                      $   -       $   -

The accompanying notes are an integral part of these financial statements.
F-3


SOLCO INTERNATIONAL INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EOUITY
SINCE AUGUST 7, 1996 (INCEPTION) TO DECEMBER 31, 2000
                                                 Deficit
                                               Accumulated
                                             Since July 12, 1999
           Common Stock      Paid-In  Retained  Development
         Shares   Par Value   Capital  Deficit     Stage

Balance at August 7, 1996
(Inception)     -      $  -   $  -      $  -        $  -

September 4, 1996 Issuance of
Stock for Services and payment
 Of Accounts payable
         1,000,000     1,000     -          -          -
New Loss         -         -     -     (1,000)         -

Balance at December 31, 1996
         1,000,000     1,000     -     (1,000)         -
Net Loss          -        -     -       (100)         -

Balance at December 31, 1997
         1,000,000    1,000     -     (1,100)         -
Net Loss          -        -     -       (100)         -

Balance at December 31, 1998
          1,000,000    1,000     -     (1,200)         -
Capital contributed by shareholder
                             1,450          -          -
Net Loss          -        -     -          -     (1,250)

Balance at December 31, 1999
          1,000,000    1,000 1,450     (1,200)    (1,250)
Capital contributed by shareholder
                             1,380          -          -
Net Loss          -        -     -          -     (1,595)

Balance at December 31, 2000
          1,000,000   $1,000 $2,830   $(1,200)   $(2,845)

The accompanying notes are an integral part of these financial statements.
F-4


SOLCO INTERNATIONAL INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
                                                       Cumulative
                                                       since July
                                                        12, 1999
                                 For the year ended   inception of
                                     December 31       development
                                 2000       1999        stage
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Loss                      $(1,595)   $(1,250)    $(2,845)
Increase (Decrease) in
 Accounts Payable                 215       (200)         15
Net Cash Used in
 Operating activities          (1,380)    (1,450)     (2,830)

CASH FLOWS FROM
INVESTING ACTIVITIES:
Net Cash provided by
 Investing activities               -          -          -

CASH FLOWS FROM
FINANCING ACTIVITIES:
Capital contributed
 By shareholder                 1,380      1,450        2,830
Net Cash provided by
 Financing activities           1,380      1,450        2,830

Net (Decrease) in
 Cash and Cash Equivalents          -          -          -
Cash and Cash Equivalents
 At Beginning of Period             -          -          -
Cash and Cash Equivalents
 At End of Period	              $   -      $   -      $   -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
 Interest                       $   -       $   -     $   -
 Franchise and income taxes     $   -       $   -     $   -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AN
FINANCING ACTIVIITES:  None

The accompanying notes are an integral part of these financial statements.
F-5


SOLCO INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


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

Nature of Business

The company has no products or services as of December 31, 2000. The Company was organized as a vehicle to seek merger or acquisition candidates. The
Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company

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
(Numerator)   (Denominator)

For the year ended December 31, 2000:
Basic Loss per Share
Loss to common shareholders
                    $(1,595)    1,000,000     $ -

For the year ended December 31, 1999:
Basic Loss per Share
Loss to common shareholders
                    $(1,250)    1,000,000     $ -

	The effect of outstanding common stock equivalents would be anti-dilutive for December 31, 2000 and 1999 and are thus not considered.

Concentration of Credit Risk

	The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

NOTE 2 - INCOME TAXES

As of December 31, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $4,000 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income will be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused.
Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

The Company has not begun principal operations and as is common with a development stage company, then
Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

As of December 31, 2000 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilitates.

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