Form 10QSB
period 2001-03-31
SOLCO INTERNATIONAL INC
filed 2001-05-08
CIK 1097215

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending March 31, 2001

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

     Class             Outstanding as of May 1, 2001
$.001 Par Value Common Stock          1,000,000 SHARES


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


          ITEM 1.  FINANCIAL STATEMENTS

     As used herein, the term "Company" refers to Solco
International Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Reviewed, interim financial statements are presented including a balance sheet for the Company as of the quarter ended March 31, 2001 and statements of operations, statements of shareholders equity and statements of cash flows for the interim period up to the date of such balance sheet.


INDEPENDENT ACCOUNTANT'S REPORT

Solco International Inc.
(A Development Stage Company)

	We have reviewed the accompanying balance sheets of Solco International Inc. (a development stage company) as of March 31, 2001 and December 31, 2000, and the related statements of operations, and cash flows for the three month period ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                Respectfully submitted

                                 /s/ Robison, Hill & Co.
                                Certified Public Accountants
Salt Lake City, Utah
April 19, 2001
     F-1


SOLCO INTERNATIONAL INC.
(A Development Stage Company)
BALANCE SHEETS

                                 March 31    December 31
                                   2000          2000
Assets:                             $ -         $  -

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts Payable                 $  900        $215
  Total Liabilities               $  900        $215

Shareholders' Equity:
 Common Stock, Par Value $.001
  Authorized 100,000,000 shares
  Issued 1,000,000 shares at March 31, 2001
  and December 31, 2000            1,000        1,000

 Paid-In Capital                   3,045        2,830

 Retained Deficit                 (1,200)      (1,200)

 Deficit Accumulated During the
  Development State               (3,745)      (2,845)

  Total Stockholders' Equity        (900)        (215)

 Total Liabilities and
   Shareholders' Equity             $  -         $  -

     F-2
See accompanying notes and accountants' report.


SOLCO INTERNATIONAL INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

                                             Cumulative
                                             since July
                                             12, 1999
               For the three months ended   inception of
                           March 31,        development
                       2001       2000          stage


Revenues              $   -        $   -        $    -

Expenses
 General & Administrative 900          -         3,745

  Net Loss            $  (900)     $   -       $(3,745)

Basic & Diluted loss per share
                      $   -        $   -

     F-3
See accompanying notes and accountants' report.



SOLCO INTERNATIONAL INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
                                                   Cumulative
                                                 Since July 12
                                                    1999
                     For the three months ended   Inception of
                                 March 31,         Development
                              2001       2000         Stage

CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Loss                       $(900)      $   -     $(3,745)
Increase (Decrease) in
 Accounts Payable                685           -         700
Net Cash Used in
 Operating activities           (215)          -      (3,045)

CASH FLOWS FROM
INVESTING ACTIVITIES:
Net Cash provided by
 Investing activities             -            -           -

CASH FLOWS FROM
FINANCING ACTIVITIES:
Capital contributed
 By shareholder                 215            -       3,045
Net Cash provided by
 Financing activities           215            -       3,045

Net (Decrease) Increase in
 Cash and Cash Equivalents        -            -           -
Cash and Cash Equivalents
 At Beginning of Period           -            -           -
Cash and Cash Equivalents
 At End of Period             $   -        $   -        $  -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
 Interest                     $   -        $   -        $  -
 Franchise and income taxes   $   -        $   -        $250

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AN
FINANCING ACTIVIITES:  None
     F-4
See accompanying notes and accountants' report.


SOLCO INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

     This summary of accounting policies for Solco
International Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     The unaudited financial statements as of March 31, 2001 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

     The Company was incorporated under the laws of the State of Nevada on August 7, 1996. The Company ceased all operating activities during the period from August
7, 1996 to July 12, 1999 and was considered dormant.
Since July 12, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

     The company has no products or services as of March 31, 2001. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company

Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

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

Loss per Share

	The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                            Per-Share
                   Income        Shares       Amount
                 (Numerator)   (Denominator)

         For the three months ended March 31, 2001:
Basic Loss per Share
Loss to common shareholders
				$ (900)    1,000,000     $ -

         For the three months ended March 31, 2000:
Basic Loss per Share
Loss to common shareholders
				$    -     1,000,000     $ -

     The effect of outstanding common stock equivalents would be anti-dilutive for March 31, 2001 and 2000 and are thus not considered.

Reclassification

     Certain reclassifications have been made in the 2001 and 2000 financial statements to conform with the March 31, 2001 presentation.

NOTE 2 - INCOME TAXES

     As of March 31, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $4,900 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income will be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused.
Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

     As of March 31, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilitates.

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

RESULTS OF OPERATIONS

The Company had no sales or sales revenues for the period ended March 31, 2001 or 2000 because it is a shell company that has not had any business operations for the past three years.

The Company had no costs of sales revenues for the period ended March 31, 2001 or 2000 because it is a shell company that has not had any business operations for the past three years. The Company had general and administrative expenses for the period ended March 31, 2001 in the amount of $900.

The Company recorded net income loss of $900 for the three month period ended March 31, 2001 compared to $0 loss for the comparable period in 2000.

CAPITAL RESOURCES AND LIQUIDITY

At March 31, 2001, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at March 31, 2000. The
Company had a net working capital deficit of $900 at March 31, 2001 with a net working capital deficit of $0 at March 31, 2000.

Net stockholders' deficit in the Company was $900 as of March 31, 2001 and $0 at March 31, 2000.


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


     SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 8th day of May, 2001.

SOLCO INTERNATIONAL INC.

/s/      Daniel L. Hodges
   ---------------------------
     Daniel L. Hodges
     May 8, 2001
     President/CFO and Director